Form 10-K/A
period 1998-12-31
IMH ASSETS CORP IMPAC CMB TRUST 1998 C1 COL MOR BOND 1998 C1
filed 1999-04-09
CIK 1068309

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

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1998-GL2 issued, pursuant to a Pooling and Servicing Agreement, dated as of May 11, 1998 (the "Pooling and Servicing Agreement"), by and among GS Mortgage Securities Corporation II as sponsor, GMAC Commercial Mortgage Corporation, as master Servicerand special servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as fiscal agent. The Class A-1, Class A-2, Class X, Class B, Class C, Class D, and Class E Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (the "Registration Statement").

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities

MIDLAND

LOAN SERVICES INC.

March 18,1999

Attn: Corporate Trust Administration
IMPAC Owner Trust 1998-Cl, c/o Wilmington Trust Compan
Rodney Square North
I 100 N. Market Street
Wilmington, DE 19890-0001
Impac Owner Trust, Collateralized Mortgage Bonds
Series 1998-Cl

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Servicing Agreement governing the referenced Trust (the "SA"), it is hereby certified that (i) the undersigned has completed a review of the Servicer's performance of its obligations under the SA for the current calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the Servicer has fulfilled all of its obligations under the SA throughout such period; (iii) to the best of the undersigned's knowledge, the sub- servicer, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and, (iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the Code.

Charles J. Sippley
Senior Vice President

Paula J Maelson
Vice President

cc:	Please see attached page

210 W 10th Street Kansas City, MO 64105 Phone: 816/435-5000FAX: 816/4355-2326




	Officer's Certificate March 18, 1999 Page 2

cc:	Attn: Asset Backed Securities Trust Services Group-Impac 98-Cl
	LaSalle National Bank
	135 S. LaSalle Street
	Suite 1625
	Chicago, IL 60674-4107


ERNST& YOUNG LLP
One Kansas City Place
Phone: 816-474-5200
1200 Main Street
Kansas City, Missouri 64105-2143

Report of Independent Accoun'tants on Management's
Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the UnOronn Single
Attestation Programfor Mortgage Bankers

The Audit Committee PIVC Bank Corp.

We have examined managernent,s assertion, included in the accOmPanYing report titledReport of Management on ComPl'ance with the Minimum Sen*ing Standards Set Forth in the Unifor,-n Single Attestation Program for Mortgage Bankers, that except for noncompliance with the minimum Servicing standard for custodial bank accounts, Midland Loan Services, Inc. (NILS), a wholly-owned, subsidkq of PNC Bank Corp., complied with the minimum servicing standards set forth in the Mongage Bankers Association of America's Un&r ember 31, 1998. Management is responsible for MLS' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about M~S~ compliance based on our examination,

Our examination was made in accordance with Standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Nffis, compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination doesnot provide a legal determination on MLS1 compliance with specified requirements.

in our Opinion, management's assertion that except noncompliance with the minimum servicing standard for custodial account reconciliations, ins Complied with the aforementioned requirements during the year ended December
31, 1998, is fairlystated in all material respects.

As discussed in management's assertion, the following material noncompliance occurred at MLS during the year ended December 31, 1998. With regard to standard L4, reconciling items exist which have not been resolved within 90 calendar days Of their original identification.

January 22, 1999
Ernst &Young LLP is a member of Ernst &Young International, Ltd.



LOAN SERVICES

Report of Management Compliance with the Minimum Servicing
Standards Set Forth in the Untform Single Attestation Program for Mortgage Bankers We, as members of management of Midland
Loan Services, Inc. (MLS), a wholly owned subsidiary of PNC
Bank Corp. (PNCBC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage
Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (LTSAP) except for commercial loan and multifamily servicing, minimum servicing standards V .4 and V1. 1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining eflective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the, USAP as of December 31, 1998 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 1998, MLS complied, in all material respects, with the minimum servicing standards set fbrth in the USAP except as described below,

With regard to standard 1.4, reconciling items exist which have not been resolved within ninety calendar days of their original identification.

As of and for this same period, PNCBC had in effect a fidelity bond in the amount of $300,000,000 and an error and omissions policy in the amount of $20,000,000,

Leon E. Bergman	01
Executive Vice President

Paula J. Mickelson
Vice President

March 30, 1999

210 W. 10th Street
Kansas City, Mo 64105